Form 10-Q
period 1996-03-31
LIBERTY BANCORP INC /DE
filed 1996-05-08
CIK 879041

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


For the Quarter Ended    March 31, 1996              Commission File No. 0-19525
                         --------------                                  -------

                              Liberty Bancorp, Inc.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                                36-3785878
- - -------------------------------                              -------------------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


5700 North Lincoln Avenue, Chicago, IL                                     60659
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code  (312) 334-1200
                                                    ---------------
Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.


             1. YES   X     NO
                     ---       ---

The number of shares of Common Stock ($.01 par value) outstanding at the close of business on May 1, 1996 was 2,487,022 shares.
               -----------     ---------

                              LIBERTY BANCORP, INC.
                                 AND SUBSIDIARY


                                    FORM 10-Q

                                      INDEX

- - --------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

   PART I.      FINANCIAL INFORMATION
   -------      ---------------------

   Item 1.      Financial Statements

                Consolidated Statements of Financial Condition as of
                March 31, 1996 (Unaudited)  and December 31, 1995              3

                Consolidated Statements of Earnings (Unaudited) for the
                Three Months ended March 31, 1996 and 1995                     4

                Statement of Changes in Stockholders' Equity for the
                Three Months ended March 31, 1996 (Unaudited)                  5

                Consolidated Statements of Cash Flows (Unaudited) for the
                Three Months ended March 31, 1996 and 1995                   6-7

                Notes to the Unaudited Consolidated Financial Statements    8-11

2. Item 2.      Management Discussion and Analysis of Financial
                     Condition and Results of Operations                   12-22

   PART II.     OTHER INFORMATION
                -----------------

   Items 1.-3.  Non-Applicable                                                23

   Item 4.      Submission of Matters to a Vote of Security Holders           23

   Item 5.      Other Information                                             23

   Item 6.      Exhibits and Reports on Form 8-K                           23-26

                Signature Page                                                27



                                                    LIBERTY BANCORP, INC.
                                      CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
                                                   (Dollars in thousands)

                                                                                    Mar. 31,         Dec 31,
                                                                                 --------------   -------------
                                                                                      1996             1995
                                           ASSETS                                --------------   -------------
                                                                                    (unaudited)
            Cash and due from banks                                              $        7,853   $       8,119
            Interest-earning deposits                                                     7,638           5,715
            Federal funds sold                                                            1,700               0
            Commercial paper held-to-maturity                                             5,200           5,200
            Investment securities available-for-sale, at fair value                          55              56
            Investment securities held-to-maturity
                 Market value (03/96 - $22,794; 12/95 - $25,492)                         22,626          25,030
            Federal Home Loan Bank of Chicago stock                                       5,410           5,011
            Mortgage-backed securities available-for-sale, at fair value                100,356          98,138
            Loans receivable, net                                                       498,366         513,586
            Accrued interest receivable                                                   4,249           3,894
            Real estate owned                                                                 0               0
            Premises and equipment, net                                                   3,482           3,277
            Prepaid expenses and other assets                                            11,343          10,832
            Deposit base intangible                                                         169             174
            Deferred federal and state income taxes                                       1,502           1,505
                                                                                 --------------   -------------
                                        TOTAL ASSETS                             $      669,949   $     680,537
                                                                                 ==============   =============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

            Deposits                                                             $      502,880   $     487,388
            Borrowed funds                                                               93,500         117,500
            Advance payments by borrowers for taxes and insurance                         2,301           3,972
            Accrued expenses and other liabilities                                        7,450           7,000
                                                                                 --------------   -------------
                                        TOTAL LIABILITIES                               606,131         615,860
                                                                                 --------------   -------------
            Preferred stock, $.01 par value. Authorized 1,000,000 shares;
                 none outstanding                                                             0               0
            Common stock, $.01 par value. Authorized 5,000,000 shares;
                 issued 3,306,250; outstanding 2,487,022 shares at
                 03/31/96 and 2,552,022 shares at 12/31/95                                   33              33
            Additional paid-in-capital                                                   31,618          31,611
            Retained earnings, substantially restricted                                  51,664          50,981
            Treasury stock, at cost (819,228 shares at 03/31/96 and
                 754,228 shares at 12/31/95)                                            (18,259)        (16,618)
            Common stock purchased by:
                 Employee Stock ownership plan                                           (1,039)         (1,134)
                 Bank recognition and retention plans                                      (266)           (355)
            Unrealized gain(loss) on securities available-for-sale, net of taxes             67             159
                                                                                 --------------   -------------
                                  TOTAL STOCKHOLDERS' EQUITY                             63,818          64,677
                                                                                 --------------   -------------
                     TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                    $      669,949   $     680,537
                                                                                 ==============   =============
            See accompanying notes to unaudited consolidated financial statements.




                                                   LIBERTY BANCORP, INC.
                                           CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (Unaudited)
                                                 (Dollars in thousands)

                                                              For three months ended
                                                                      Mar. 31,
                                                        ---------------  ---------------
                                                               1996            1995
                                                        ---------------  ---------------
          INTEREST INCOME:
               Interest income on loans:
                    Mortgage loans                      $         9,185  $         8,303
                    Other loans                                     612              655
                                                        ---------------  ---------------
               TOTAL INTEREST ON LOANS                            9,797            8,958
                    Interest-earning deposits                        97               92
                    Federal funds sold                               32                0
                    Commercial paper                                 73               80
                    Investment securities                           421              312
                    Mortgage-backed securities                    1,566              553
                                                        ---------------  ---------------
               TOTAL INTEREST INCOME                             11,986            9,995
                                                        ---------------  ---------------
          INTEREST EXPENSE:
                    Deposits                                      6,098            4,867
                    Borrowed funds                                1,444              935
                                                        ---------------   --------------
               TOTAL INTEREST EXPENSE                             7,542            5,802
                                                        ---------------   --------------
          NET INT INC BEFORE PROV FOR LN LOSS                     4,444            4,193
                    Provision for (recovery of)
                     loan losses                                      0                0
                                                        ---------------   --------------
               NET INT INC AFTER PROV FOR LN LOSS                 4,444            4,193
                                                        ---------------   --------------
          NON-INTEREST INCOME:
                    Gain(Loss) on sale of:
                        Other Investments                             0                0
                    Fees and service charges                         33               34
                    Insurance commissions                            52              132
                    Other                                           164               69
                                                        ---------------   --------------
               TOTAL NON-INTEREST INCOME                            249              235
                                                        ---------------   --------------
          NON-INTEREST EXPENSE:
                    Compensation and benefits                     1,458            1,444
                    Office occupancy and equipment                  365              326
                    Federal deposit insurance premium               278              259
                    Data processing                                 173              134
                    Advertising and promotion                        48               37
                    Other                                           659              429
                                                        ---------------   --------------
               TOTAL NON-INTEREST EXPENSE                         2,981            2,629
                                                        ---------------   --------------
          INCOME BEFORE INCOME TAXES                              1,712            1,799
               Income taxes                                         652              685
                                                        ---------------   --------------
               NET INCOME                               $         1,060   $        1,114
                                                        ===============   ==============
          Primary earnings per share                    $          0.39   $         0.37
                                                        ===============   ==============
          Fully diluted earnings per share              $          0.39   $         0.37
                                                        ===============   ==============
          Average shares common stock outstanding
           fully dilluted                                     2,688,197        3,002,526
                                                        ===============   ==============

          See accompanying notes to unaudited consolidated financial statements.

                                                     4


                                                   LIBERTY BANCORP, INC.
                                        Statement of changes in Stockholders' Equity
                                                     For period ended
                                                      Mar. 31, 1996
                                                      (Unaudited)
                                                (Dollars in thousands)

                                                                                   Common       Common
                                                                                    Stock        Stock        Gain(Loss)
                                     Common    Additional    Retained  Treasury  Purchased by  Purchased by  on Securities
                                      Stock  Paid-in-Capital Earnings   Stock       ESOP          MRRP       Avail-for-sale  Total
                                    -------- --------------- -------- ---------  ------------- ------------ --------------- --------
Balance at December 31, 1995             $33         $31,611  $50,981  ($16,618)       ($1,134)       ($355)          $159  $64,677
Net income for period ended
 March 31, 1996                                                 1,060                                                         1,060
Dividends paid                                                   (377)                                                          377
Purchase of treasury stock                                               (1,641)                                             (1,641)
Tax effect ESOP schedule m                                 7                  0                                                   7
ESOP adjustment                                                                             95                                   95
MRRP adjustment                                                                                          89                      89
Unrealized gain(loss) on securities
 available-for-sale, net of tax                                                                                        (92)     (92)
                                    -------- --------------- -------- ---------  ------------- ------------ --------------- --------
Balance at March 31, 1996                $33         $31,618  $51,664  ($18,259)       ($1,039)       ($266)           $67  $63,818
                                    ======== =============== ======== =========  ============= ============ =============== ========



                                                     LIBERTY BANCORP, INC.
                                           CONSOLIDATED STATEMENTS of CASH FLOWS
                                                       (Unaudited)
                                                 (Dollars in thousands)

                                                                                                  For three months ended
                                                                                                         Mar. 31,
                                                                                              -------------   -------------
                                                                                                    1996           1995
                                                                                              -------------   -------------
          CASH FLOWS FROM OPERATING ACTIVITIES:
               Net income                                                                   $         1,060  $        1,114
               Adjustments to reconcile net income to net cash provided
                    by operating activities:
                        Depreciation and amortization                                                   145             125
                        Amortization of cost of stock benefit plans                                     183             183
                        Tax benefits related to vested MRRP stock, ESOP
                             dividends and stock options                                                  7              36
                        Deferred income tax expense                                                       3             135
                        Amortization of premiums, discounts, and deferred
                             loan fees                                                                 (291)           (256)
                        Additions (deletions) to (from) deferred income and
                             unearned discounts                                                         (27)            149
                        (Increase) decrease in accrued interest receivable,
                             prepaid expenses, and other assets                                        (860)         (2,777)
                        Increase (decrease) in accrued expenses and other
                             liabilities                                                                450             638
                                                                                              -------------   -------------
          NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                               $           670  $         (653)
                                                                                              -------------   -------------
          CASH FLOWS FROM INVESTING ACTIVITIES:
               Loan originations                                                            $       (13,913)$        (6,559)
               Principal repayments on:
                    Loans receivable                                                                 32,167          17,332
                    Mortgage-backed securities                                                        6,001             848
               Proceeds from maturities of investment securities                                      9,712           6,354
               Purchase of:
                    Loans receivable                                                                 (2,923)         (6,605)
                    Mortgage-backed securities available-for-sale                                    (8,103)              0
                    Investment securities held-to-maturity                                           (7,308)         (6,212)
                    Premises and equipment                                                             (350)            (50)
                    Stock in the Federal Home Loan Bank of Chicago                                     (399)            (65)
                                                                                              -------------   -------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               $        14,884  $        5,043
                                                                                              -------------   -------------



                                                 LIBERTY BANCORP, INC.
                                       CONSOLIDATED STATEMENTS of CASH FLOWS
                                                    (Unaudited)
                                              (Dollars in thousands)

                                                                                         For three months ended
                                                                                                Mar. 31,
                                                                                     -------------   --------------
                                                                                          1996            1995
                                                                                     -------------   --------------
          CASH FLOWS FROM FINANCING ACTIVITIES:
               Purchase of treasury stock                                           $       (1,641)$         (4,066)
               Dividends paid                                                                 (376)            (423)
               Net increase (decrease) in deposits                                          15,492            6,580
               Proceeds from borrowed funds                                                 32,500                0
               Repayment of borrowed funds                                                 (56,500)          (4,000)
               Net increase (decrease) in advance payments by
                    borrowers for taxes and insurance                                       (1,672)          (1,079)
                                                                                      ------------    -------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              (12,197)          (2,988)
                                                                                      ------------    -------------
          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               3,357            1,402
          Cash and cash equivalents at beginning of year                                    19,034           17,100
                                                                                      ------------    -------------
          CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $       22,391  $        18,502
                                                                                      ============    =============
          SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
               Cash paid during the year for:
                    Interest                                                        $        7,713  $         5,860
                    Income taxes                                                                 0                0
               Loan origination - account loans                                                 29               38
               Purchase of loans receivable - commercial leases                              2,791            3,827

          See accompanying notes to unaudited consolidated financial statements.


                      LIBERTY BANCORP, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              AND DECEMBER 31, 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Liberty Bancorp, Inc. ("the Company") and subsidiaries conform to generally accepted accounting principles and to general practice within the savings and loan industry. The consolidated statement of financial condition as of March 31, 1996 and the consolidated statement of earnings for the three months ended March 31, 1996 and 1995 are unaudited but in the opinion of management reflect all adjustments, consisting only of normal recurring items, necessary for fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year.

The  following  is a  description  of the more  significant  policies  which the
Company  follows  in  preparing  and  presenting  its   consolidated   financial
statements.

(a) Principles of Consolidation

The consolidated financial statements include the accounts of Liberty Bancorp, Inc., Liberty Lincoln Service Corporation II and Liberty Federal Savings Bank ("the Savings Bank") as wholly owned subsidiaries of Liberty Bancorp, Inc. and Liberty Lincoln Service Corporation, a wholly owned subsidiary of the Savings Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Earnings  per share is  computed  by  dividing  net income by the  weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock and common stock equivalents outstanding for the calculation of primary earnings per share for the three months ended March 31, 1996 was 2,688,197.

(2)  CLASSIFICATION OF ASSETS

The following table sets forth information, at the dates indicated, concerning assets classified as problem assets under the Company's asset classification policy.



                                               March 31, 1996         December 31, 1995
                                             ------------------     --------------------
                                                (Unaudited)
                                                            (in thousands)

Substandard
- - -----------
  Loans delinquent 90 days or more and
      non-accruing                             $    836                  $    561
  Real estate owned                                   0                         0

Substandard Credit Enhancement
- - ------------------------------
   (Cash flow not sufficient to meet debt
    service-owner supplements difference.
    No delinquency in payments.)                  2,000                     2,000

Special Mention - Substandard *                     458                       502
- - -----------------------------


*This loan is a 25.0% participating interest in a balloon loan on a commercial office building totalling $458,000 which has been modified at maturity by extending the term for two years and reducing the rate to current market. This loan is current as to principal and interest payments and is carried as substandard in that expected receipts from the operation of the property do not cover debt service. The shortfall in debt service is made up personally by the borrower.

Non-accruing loans receivable delinquent three months or more are as follows:


                              March 31, 1996                 December 31, 1995
                       --------------------------      ----------------------------
                                 (Unaudited)
                                               (in thousands)
                                              Accr Int                     Accr Int
                            Number of           Not      Number of           Not
                              Loans    Amount  Rec'd      Loans     Amount  Rec'd
                          -----------  ------ -------   ----------  ------ -------
Mortgage Loans                   7     $ 492   $  20         2      $ 184  $    9
Leases                           1       344       7         1        377       9
Auto Loans                       0         0       0         0          0       0
                              ----     -----   -----      ----      -----    ----
                                 8     $ 836   $  27         3      $ 561  $   18
                              ====     =====   =====      ====      =====  ======
 Percentage of Gross
  Loans Receivable                      0.17%                        0.11%
                                       ======                       ======


Non-performing loans - All loans that are three months or more delinquent are considered non-performing.


                                    NON-PERFORMING ASSETS
                                    ---------------------


                                 March 31, 1996   December 31, 1995
                               ----------------- -------------------
                                  (Unaudited)
                                         (in thousands)

           Loans                     $    836        $    561
           Real Estate Owned                0               0
                                     --------        --------
                                     $    836        $    561
                                     ========        ========

(3)  BORROWED FUNDS

Borrowed funds consists of Federal Home Loan Bank of Chicago (FHLB) Advances totalling $41.0 million at March 31, 1996 and $64.0 million at December 31, 1995 and securities sold under agreements to repurchase of $52.5 million at March 31, 1996 as compared to $53.5 at December 31, 1995.

Borrowed funds are summarized as follows:


                                                    March 31, 1996     December 31, 1995
                                                  -----------------   -------------------
                                                  Weighted             Weighted
                                                  Average              Average
                                                   Rate      Amount     Rate       Amount
                                                  -------    ------    -------     ------
                                                               (in thousands)
Secured advances from the FHLB-Chicago:
    Open Line - Variable Rate                       5.69%   $ 16,000     6.02%   $ 39,000
    Maturing June 22, 1996                          5.47%     25,000     5.47%     25,000
Securities sold under agreements to repurchase:
    Maturing January 19, 1996                        ---       ---       5.80%     11,000
    Maturing February 20, 1996                       ---       ---       5.80%      4,500
    Maturing March 19, 1996                          ---       ---       5.76%      8,000
    Maturing April 19, 1996                         5.88%      8,000     5.88%      8,000
    Maturing April 19, 1996                         5.40%      4,500      ---        ---
    Maturing May 17, 1996                           5.71%      6,000     5.71%      6,000
    Maturing May 20, 1996                           5.32%      5,000      ---        ---
    Maturing June 17, 1996                          5.40%      8,000      ---        ---
    Maturing November 19, 1996                      5.67%      6,000     5.67%      6,000
    Maturing February 20, 1997                      4.96%      5,000      ---        ---
    Maturing June 23, 1997                          5.67%     10,000     5.67%     10,000
                                                              ------               ------
                                                             $93,500             $117,500
                                                             =======             ========
Weighted average interest rate                                 5.55%                5.78%
                                                             =======             ========


The Savings Bank has adopted a collateral pledge agreement whereby the Savings Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 170.00% of the outstanding secured advances from the FHLB. All stock in the FHLB is pledged as additional collateral for these advances.

The Savings Bank enters into sales of securities under an agreement to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. Securities sold under agreements to repurchase consisted of mortgage-backed securities reported as available-for-sale with an amortized cost of $57,415,714 and a fair value of $57,291,368 at March 31, 1996. The securities underlying the agreements were delivered to the dealers who arranged the transactions.

Information regarding borrowing under fixed-coupon reverse repurchase agreements during the three months ended March 31, 1996 is summarized as follows:



            Balance at March 31, 1996                       $52,500,000

            Weighted average interest rate at
                 March 31, 1996                                   5.54%

            Maximum amount outstanding at any
                 month-end during the period                $52,500,000

            Average amount outstanding during
                 the period                                 $52,697,802

            Weighted average interest rate during
                 the period                                       5.67%


                      LIBERTY BANCORP, INC. AND SUBSIDIARY

                       MANAGEMENT DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- - -------

      Liberty Bancorp, Inc. ("the Company") is the holding company of Liberty Federal Savings Bank ("the Savings Bank"), a federally chartered savings bank which converted from mutual to stock form on December 23, 1991 and Liberty Lincoln Service Corporation II ("Liberty Lincoln II") which was incorporated in the State of Illinois on December 1, 1994. Liberty Lincoln Service Corporation is a wholly owned subsidiary of Liberty Federal Savings Bank. Liberty Lincoln II's primary business is to invest in real estate limited partnerships and joint ventures related to real estate. As of March 31, 1996, Liberty Lincoln II had outstanding borrowings of $1.9 million from the Company which is invested in two real estate development projects located in Illinois.

      The Company's results of operations are primarily dependent on the Savings Bank. The Savings Bank's primary source of earnings is its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities. The results of operations are also affected, to a lesser extent, by non-interest income such as insurance commissions, service charges and fees, and non-interest expenses such as employee salaries and benefits, office occupancy and federal deposit insurance premiums.

      On January 12, 1996, the Company announced its sixth buy-back program of 5.0% , or 128,000 shares. As of March 31, 1996, 65,000 shares were purchased at an average price of $25.25. Treasury stock amounted to 819,228 shares at an average price of $22.29. The total number of shares outstanding as of close of period were 2,487,022.


MARKET AREA
- - -----------

      The Savings Bank's deposit gathering base is concentrated in the neighborhoods surrounding its offices in Chicago, Glenview, Norridge and Morton Grove while its lending is throughout the Northwestern portion of Chicago to suburban Cook, DuPage and Lake Counties. The Company's and Savings Bank's main office is located at 5700 North Lincoln Avenue, Chicago, Illinois 60659; a Walk-Up/Drive-Up facility is at 5650 North Lincoln Avenue, Chicago, Illinois 60659; its second Chicago office is located at 5240-C North Pulaski Road, Chicago, Illinois 60630; its Glenview location is at 936 Harlem Avenue, Glenview, Illinois 60025; its Norridge location is at 4147 North Harlem Avenue, Norridge, Illinois 60634; and its Morton Grove branch is at 6014 Dempster Street, Morton Grove, Illinois 60053. The fifth location in Norridge was opened March 1996.

COMPETITION
- - -----------

      The Savings Bank has substantial competition for both deposits and loans from a high density of financial institutions in the Chicago metropolitan and suburban areas and, to a lesser extent, from insurance companies and the securities industry. This competition is monitored through a series of regular surveys and reacted to through pricing policy, quality of service and a variety of both deposit and lending products.


LENDING ACTIVITY
- - ----------------

      During the quarter ended March 31, 1996, the Company originated or purchased the following loans:


                                                        Three Months
                                                            Ended
                                                        March 31, 1996
                                                       ----------------
                                                       Amount     Yield
                                                       ------     -----
                                                        (in thousands)

Fixed Rate -
- - ----------
     Mortgage and Home Equity Loans
         Originated                                    $  5,841    8.01%
         Purchased                                           67    5.92
         Construction                                     1,086   10.04
     Auto Loans                                              75    8.66
     Leases Purchased                                     2,791    7.29
     Unsecured Term Loans                                    34   10.00
                                                       --------
Subtotal                                                  9,894    8.03%
                                                       --------

Adjustable Rate -
- - ---------------
     1-Year Originated                                      719    7.00%
     2-5 Year Originated                                    611    7.44
     Unsecured Line of Credit                                 9   12.25
     Equity Line of Credit                                1,592    8.67

Other Mortgage Related Products -
- - -------------------------------
     3 to 10 Year Balloon Loans Originated                3,919    7.99
     Land Development Participation                          64   10.00
     Mortgage-backed Securities Purchased                 8,103    7.00
                                                       --------
Subtotal                                                 15,017    7.47%
                                                       --------
TOTAL                                                   $24,911    7.69%
                                                       ========

      The new loan activity during the first three months ended March 31, 1996 was $24.9 million at a weighted average yield of 7.69%. Repayments during the same period were $38.2 million.

      In addition to its traditional mortgage loan products, the Savings Bank is continuing to offer floating rate, secured equity line of credit; auto loans at competitive market rates; floating rate, unsecured line of credit; and fixed rate unsecured loans. The above secured loan products are written to a maximum of $250,000 and five years in term and the unsecured loans to $15,000 and three years in term.

      At March 31, 1996, loans receivable, net, and mortgage-backed securities totalled $598.7 million as compared to $611.7 million at December 31, 1995, a decrease of $13.0 million, or 2.13%. The average yield increased 46 basis points to 7.46% from 7.00% between the periods.


CAPITAL
- - -------

      The Savings Bank exceeded all regulatory capital guidelines at March 31, 1996. Risk- based, tangible and leverage capital for Liberty Federal Savings Bank was 15.73%, 7.70% and 7.70% of adjusted assets, respectively, compared to regulatory requirements of 8.0%, 1.5% and 3.0% of adjusted assets, respectively.

      The following table presents the Savings Bank's capital position at March 31, 1996 relative to fully phased in regulatory requirements.


                                               Bank Regulatory Capital
                                 ----------------------------------------------------
                                   Required      Actual  Required    Actual    Excess
                                 Percentage  Percentage   Balance   Balance   Balance
                                 ----------------------------------------------------
                                                   (in thousands)

At March 31, 1996:

  Regulatory Capital
       Risk-based                    8.00%     15.73%     $27,747   $54,553   $26,806
       Tangible                      1.50       7.70        9,933    51,186    41,253
       Leverage                      3.00       7.70       19,865    51,186    31,321




       The following table reconciles the Savings Bank's capital to its regulatory capital at March 31, 1996.

                                                             March  31, 1996
                                                           -------------------
                                                              (in thousands)

Liberty Federal Savings Bank Capital                             $53,851
   Unrealized losses (gains) on certain
     available-for-sale securities                                   (62)

   Less:
     Investment in Non-Includable Securities                       1,026
     Deferred Federal Income Taxes                                 1,408
     Deposit Base Intangibles                                        169
                                                                 -------
 TOTAL TANGIBLE AND LEVERAGE CAPITAL                              51,186

   Plus:
     Allowance for Loan Losses                                     3,367
                                                                 -------
 TOTAL RISK-BASED CAPITAL                                        $54,553
                                                                 =======

      The Office of Thrift Supervision ("OTS") issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with "above normal" interest rate risk exposure are required to maintain additional capital. This additional capital would increase the amount a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994 and implementation will not begin until we are notified by the OTS. As of December 31, 1995, the OTS's calculation of the Savings Bank's additional risk-based capital as a result of the interest-rate risk capital component would be $179,000. The Savings Bank's interest-rate risk capital component is the lowest OTS calculation of the previous three quarters.


RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS
- - --------------------------------------------------------

      The legislation proposed in Congress to mitigate the effect of the BIF/SAIF premium disparity was vetoed when the President vetoed the Budget Reconciliation Bill to which it was attached. Attempts by members of Congress to attach the legislation for a special assessment to recapitalize the SAIF fund to a continuing resolution failed and it is uncertain when additional legislation would be proposed. If a special assessment were imposed on the amount of deposits held by SAIF-member institutions, including the Savings Bank, as of March 31, 1995 it is currently generally estimated that it would be between 75 to 80 basis points. It is anticipated that legislation would also be proposed to require that the BIF and the SAIF be merged, provided that subsequent legislation is enacted requiring savings associations to become banks, and the FICO payments be spread across all BIF and SAIF members. The payment of a special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Savings Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such a fee will be enacted, or, if enacted, the amount of any special assessment or when and whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF would merge.

      The Savings Bank's assessment rate for fiscal 1996 is 23 basis points and the premium paid for the period ending March 31, 1996 was $278,000. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF initially would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank, but in the future, any reduction in premium would have a beneficial effect.

      The pending legislation to eliminate the bad debt reserve deduction for financial institutions and to recapture the reserve increases since 1987 is attached to health bills passed by the House and the Senate and will be considered in conference.


CHANGES IN FINANCIAL CONDITION
- - ------------------------------

      Assets totalled $669.9 million at March 31, 1996 as compared to $680.5 million at December 31, 1995, a decrease of $10.6 million, or 1.56%. The primary decrease in assets was loans receivable, net, of $15.2 million and investment securities held-to-maturity of $2.4 million, partially offset by increases in interest-bearing deposits and federal funds of $3.6 million and mortgage-backed securities available-for-sale of $2.2 million. The cash flow generated by the decrease in assets was used to repay borrowed funds.

      Interest-bearing deposits increased $1.9 million, or 33.65%, to $7.6 million at March 31, 1996 from $5.7 million at December 31, 1995 and federal funds increased $1.7 million during the same period. There were no federal funds at December 31, 1995. These increases were the result of partial reinvestment of loan repayments.

      Investment securities held-to-maturity amounted to $22.6 million and $25.0 million at March 31, 1996 and December 31, 1995, respectively, a decrease of $2.4 million, or 9.60%. During the quarter, the Company reinvested maturities in other investment grade assets which produce a higher rate.

      Mortgage-backed securities available-for-sale, at fair value, amounted to $100.4 million at March 31, 1996 as compared to $98.1 million at December 31, 1995, an increase of $2.2 million, or 2.26%. During the period, the Company maintained reverse repurchase agreements amounting to $53.5 million which are categorized as borrowings. These reverse repurchase agreements were used to partially fund the purchase of mortgage-backed securities available-for-sale. Mortgage- backed securities purchased during the period amounted to $8.1 million which was partially offset by repayments of $6.0 million. The use of reverse repurchase agreements generated income of $160,000 for the quarter at a spread of 1.02% between the cost of reverse repurchase agreements and the yield on the underlying securities.

      Loans receivable, net, amounted to $498.4 million and $513.6 million at March 31, 1996 and December 31, 1995, respectively, a decrease of $15.2 million, or 2.96%. Loan repayments during the period amounted to $32.2 million which were partially offset by loans originated and purchased of $16.8 million. The net cash generated through the repayment of loans was used to partially repay borrowed funds. The allowances for loan losses at March 31, 1996 and December 31, 1995 were $3.5 million, respectively. At March 31, 1996, the loan loss allowance amounted to 0.71% of total loans receivable as compared to 0.69% at December 31, 1995. The Company's policy is to maintain a loan loss allowance between 0.75% and 1.00% of risk-based assets. (Risk- based assets are defined as the value of assets after they have been weighted according to regulatory standards and a value is then placed on each category and the total of all categories is the basis for calculating risk-based capital requirements.) At March 31, 1996 and December 31, 1995 the percentage of loan loss allowance to risk-based assets was 1.02% and 0.96%, respectively. Total non-performing loans amounted to $836,000 and $561,000 at March 31, 1996 and December 31, 1995, respectively. There were no impaired loans at the end of either period.

      Savings deposits amounted to $502.9 million at March 31, 1996 as compared to $487.4 million at December 31,1995, an increase of $15.5 million or 3.18%. The increase of savings deposits resulted from credits for accrued interest payable of $6.2 million plus net increase of savings deposits of $9.4 million.

      Borrowed funds amounted to $93.5 million and $117.5 million at March 31, 1996 and December 31, 1995, respectively, a decrease of $24.0 million or 20.43%. Repayments of borrowed funds totalled $56.5 million which was partially offset by proceeds from borrowings of $32.5 million. At the end of the period in 1996 and 1995, respectively, reverse repurchase agreements, which are classified as borrowed funds, amounted to $53.5 million.

      Stockholders' equity totalled $63.8 million, or 9.53%, of assets at March 31, 1996, a decrease of $859,000, or 1.33%, from December 31, 1995. The decrease resulted from the payment of dividends totalling $377,000, purchase of treasury stock of $1.6 million and adjustment for unrealized gains on securities available-for-sale of $91,000 partially offset by net income of $1.1 million and credits from employee stock plans of $190,000. On January 12, 1996 the Company announced its sixth buy-back program of 5.0%, or 128,000 shares. As of March 31, 1996, 65,000 shares were purchased at an average price of $25.25. Treasury stock amounted to 819,228 shares at an average price of $22.29 at March 31, 1996. The total number of shares outstanding at March 31, 1996 were 2,487,022.

RESULTS OF OPERATIONS -
COMPARISON OF THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- - --------------------------------------------------------

      The net income for the three months ended March 31, 1996 was $1.06 million as compared to $1.11 million for the three months ended March 31, 1995, a decrease of $55,000, or 4.91%.


NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES
- - ----------------------------------------------------

      Net interest income before provision for loan losses was $4.4 million and $4.2 million for the three month period ended March 31,1996 and 1995, respectively, an increase of $251,000, or 6.00%. Total interest income increased $2.0 million or 19.92% to $12.0 million from $10.0 million for the three months ended March 31, 1996 and 1995, respectively. The average yield on interest-earning assets was 7.36% in the 1996 quarter as compared to 6.96% in the same quarter in 1995, an increase of 40 basis points. Between periods, average interest-earning assets increased $77.1 million, or 13.42% to $651.8 million in 1996 as compared to $574.7 million in 1995. The major increases in interest income were interest on mortgage loans of $882,000, or 10.63% and interest on mortgage-backed securities of $1.0 million, or 183.11%. Interest on mortgage-backed securities amounted to $1.6 million for the quarter ended March 31, 1996 as compared to $553,000 for the same period in 1995. A reverse repurchase program using mortgage-backed securities was established in the fourth quarter of 1995 which increased the average balance in mortgage-backed securities for the first quarter in 1996 to $98.1 million as compared to $37.0 million in the same period in 1995.

      Total interest expense amounted to $7.5 million as compared to $5.8 million for the period ended March 31, 1996 and 1995, respectively, an increase of $1.7 million, or 29.98%. The cost of interest-bearing liabilities increased to 5.08% for the 1996 quarter as compared to 4.52% in 1995, an increase of 56 basis points. During the same period, interest-bearing liabilities increased $81.2 million, or 15.82%, to $594.3 million from $513.1 million. The major increases in interest expense was interest on deposits which increased $1.2 million, or 25.29%, to $6.1 million from $4.9 million for the three month period ended March 31, 1996 and 1995, respectively. During the period in 1996, the average cost of deposits was 4.95% as compared to 4.31% in 1995. Average interest-bearing deposits increased $40.7 million between the periods. Interest on borrowings increased $508,000, or 54.35% to $1.4 million from $935,000 for the three month period ended March 31, 1996 and 1995, respectively. The average cost of borrowed funds decreased 43 basis points to 5.69% in 1996 as compared to 6.12% in 1995. With the initiation of the reverse repurchase program average borrowed funds increased $40.4 million between periods. (See Note 3 - Borrowed Funds - for summary of outstanding borrowings at March 31,1996.)

      The interest rate spread for the first quarter of 1996 was 2.28% as compared to 2.44% in 1995. Net interest margin was 2.73% as compared to 2.92%. The ratio of interest-bearing assets to interest-bearing liabilities was 1.10% for the March 1996 quarter as compared to 1.12% for the 1995 quarter.

PROVISION FOR LOAN LOSSES
- - -------------------------

      No additional provision was made for loan losses in the first quarter of 1996. The Savings Bank's policy is to maintain a minimum allowance for loan losses equal to approximately 0.75% to 1.00% of risk-based assets. The current percentage is 1.02%. Allowance for loan losses as a percentage of non-performing assets was 426.67% and 443.77% at March 31, 1996 and 1995, respectively. At March 31, 1996 non-performing assets amounted to $836,000 as compared to $1.6 million at March 31, 1995.


NON-INTEREST INCOME
- - -------------------

      Non-interest income amounted to $249,000 as compared to $235,000 for the three month period ended March 31, 1996 and 1995, respectively, an increase of $13,000, or 5.45%. The major components were an increase in fees and service charges on deposit related activities which are included in other non-interest income of $94,000, partially offset by a decrease in insurance commissions of $80,000.


NON-INTEREST EXPENSE
- - --------------------

      Non-interest expense amounted to $3.0 million for the three month period ended March 31, 1996 as compared to $2.6 million for the same period in 1995, an increase of $352,000, or 13.41%. The major components of the increase, which are included in other non-interest expense, were promotional costs for the HIGH PERFORMANCE CHECKING program of $102,000, stationery, printing and supplies of $53,000 and general operating expenses of $76,000.


INCOME TAXES
- - ------------

      Federal and state income taxes amounted to $652,000 as compared to $685,000 for the quarter ended March 31, 1996 and 1995, respectively, a decrease of $33,000, or 4.88%. The decrease in income tax is the direct result of decrease in taxable income of $88,000. The effective tax rates for the period were 38.09% and 38.08%, respectively. The normal combined federal and state income tax rate approximates 38.0%.

ASSET/LIABILITY MANAGEMENT and
INTEREST SENSITIVITY ANALYSIS
- - -----------------------------

      One of the ways the Company seeks to manage its assets and liabilities is by examining the extent to which they are "interest rate sensitive" and by monitoring its interest rate sensitivity "gap". If an asset or liability can be repriced or will mature within a specific time period, it is said to be interest rate sensitive within that time period. The interest rate sensitivity gap is the difference between the anticipated amount of interest-earning assets, based upon certain assumptions, which reprice or mature within a given time period, and the anticipated amount of interest-bearing liabilities, based upon certain assumptions, which reprice or mature within that same time period. An interest rate sensitivity gap is considered positive when the amount of interest rate sensitive assets exceeds the interest rate sensitive liabilities. It is considered negative when the amount of interest rate sensitive liabilities exceed the amount of interest rate sensitive assets. During periods of falling interest rates, a negative gap would tend to increase interest income while a positive gap would tend to decrease interest income. However, during periods of rising interests, a negative gap would tend to adversely affect interest income while a positive gap would tend to increase interest income. Management attempts to absorb the impact of market interest rate fluctuations by shortening, where possible, the asset maturities and repricing dates.

      At March 31, 1996, the Company had a positive cumulative one year gap of $57.6 million, or 8.60% of total assets. At December 31, 1995, the positive cumulative one year gap was $78.9 million, or 11.60% of total assets. The Company manages its one year gap by emphasizing the matching of loan and investment repayments and maturities with origination and purchase of loans and securities with similar maturities. Fifty six percent (56.00%) of all loans and mortgage-backed securities at March 31, 1996 are either one to three year adjustable rate or fixed rate with a remaining term of three years or less. Furthermore, management has engaged in new loan products which have short terms and higher yields to improve its interest rate risk. Nonetheless, the Company closely monitors its interest rate risk position with regard to overall interest rates and credit policies.

      The following table shows the amounts of interest-earning assets and interest-bearing liabilities at March 31, 1996 and their maturity or repricing periods as anticipated by the Company. These repricing periods are based on contractual terms of the asset or liability, or, if a maturity or repricing date is not in the contract, on certain assumptions of prepayment and decay rates. The prepayment assumptions used were published by the Office of Thrift Supervision ("OTS") as of December 31, 1995. The decay rate assumptions used are based on the Company's assumptions and historical performance. Management believes that these assumptions approximate actual experience and consider them reasonable. These assumptions may or may not be indicative of actual prepayment and withdrawals experiences by the Company.



                                                                                At Mar. 31, 1996
                                               ------------------------------------------------------------------------------------
                                                        More Than  More Than  More Than   More Than  More Than
                                               Three    Three Mths One Year     Three       Five     Ten Years
                                               Months   Months to   to Three   Years to    Years to    to 20    More Than
                                               or Less  One Year     Years    Five Years  Ten Years    Years    20 Years    Total
                                               -------  ---------- ---------  ----------  ---------  ---------  ---------   ------
                                                                          (Dollars in thousands)

Interest-earning assets:
  Mortgage loans (1)                            $70,210  $184,382   $88,441     $74,731    $36,376    $17,220     $1,124   $472,484
  Other loans (1)                                 5,454     9,505    14,341       1,380         68         52          3     30,803
  Mortgage-backed securities                     15,783    57,233    12,035       4,469      5,913      2,787        297     98,517
  Interest-earning deposits                       7,638                                                                      7,638
  Federal funds sold                              1,700                                                                      1,700
  Commercial paper                                1,700     3,500                                                            5,200
  Investment securities                           9,360     9,485     2,996       6,000        250                     0     28,091
                                                --------  -------   -------     -------    -------    -------    -------   ---------
    Total interest-earning assets               111,845   264,105   117,813      86,580     42,607     20,059      1,424    644,433
                                                --------  -------   -------     -------    -------    -------    -------   ---------
Less unearned discount and
  deferred fees                                     (53)      138      (205)       (274)       (67)       (32)         0       (493)
Less allowance for loan losses                     (533)   (1,351)     (747)       (522)      (248)      (118)        (8)    (3,527)

   Total net interest-earning assets            111,259   262,892   116,861      85,784     42,292     19,909      1,416    640,413
                                                --------  -------   --------    -------    -------    -------    -------    --------
Interest-bearing liabilities:

   Passbook and certificate accounts             54,063   169,248   152,318      27,459     26,419      5,506        741    435,754
   NOW, money market and commercial
      checking accounts                           1,272     3,720    14,252       8,152     20,855     15,329      3,546     67,126
    Borrowed funds                               77,182    11,061     5,257           0          0                           93,500
                                               ---------  -------  ---------    -------   --------   --------   --------    --------
      Total interest-bearing liabilities        132,517   184,029   171,827      35,611     47,274     20,835      4,287    596,380
                                               ---------  -------  ---------    -------   --------   --------   --------    --------
Interest sensitivity gap per period            ($21,258)  $78,863  ($54,966)    $50,173    ($4,982)     ($926)   ($2,871)   $44.033
                                               =========  =======  =========    =======   ========   ========   ========    ========
Cumulative interest sensitivity gap            ($21,258)  $57,605    $2,639     $52,812    $47,830    $46,904    $44,033
                                               =========  =======  =========    =======   ========   ========   ========
Cumulative interest sensitivity gap as a
  percentage of total assets                     (3.17%)    8.60%     0.39%       7.88%      7.14%      7.00%      6.57%

Cumulative net interest-earning assets as a
  percentage of net interest-bearing liabilities  83.96%   118.20%   100.54%     110.08%    108.37     107.92%    107.38%

(1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing lonas equal $492,000 for mortgage loans and $344,000 for other loans, for a total of $836,000



LIQUIDITY
- - ---------

      The Savings Bank's average liquidity ratio during the first quarter of 1996 ranged from 6.54% to 6.91% and was at 6.91% on March 31, 1996. Regulations of the Office of Thrift Supervision ("OTS") require the Savings Bank to maintain a minimum average balance of liquid assets equal to 5.00% of the Savings Bank's withdrawable deposits plus short-term borrowings calculated on a monthly basis.

      The Company's total funds provided during the quarter ended March 31, 1996 were $97.7 million and were made up of loans and mortgage-backed securities repayment of $38.2 million, borrowed funds $32.5 million (all of which were reverse repurchase agreements), net savings deposits $15.5 million, maturities of investments $9.7 million, and miscellaneous cash receipts $1.8 million. During the same period in 1995 total funds provided were $33.5 million made up of loan and mortgage-backed securities principal repayments of $18.2 million, net savings deposits $6.6 million, maturities of investments $6.4 million and miscellaneous cash receipts of $3.2 million.

      Funds used during the quarter ended March 31, 1996 were $94.4 million consisting of repayment of borrowings $56.5 million (of which $33.5 million were reverse repurchase agreements), loan originations and purchases $16.8 million, purchase of mortgage-backed securities $8.1 million, purchase of investment securities $7.3 million and general operating requirements $5.7 million. During the same period in 1995, funds used were $32.1 million, consisting of loan originations and purchases $13.2 million, investment security purchases $6.2 million, purchases of treasury stock $4.1 million, repayment of borrowings $4.0 million and general operating requirements $4.6 million.

      An alternative source of funds for the Savings Bank is the Federal Home Loan Bank of Chicago's open line of credit. These advances are collateralized by the capital stock of the Federal Home Loan Bank of Chicago held by the Savings Bank and by certain of the Savings Bank's mortgage loans and mortgage-backed securities. This typically less costly source of funds is used to increase liquidity when needed. During the quarter ended March 31, 1996 no such need arose and, in fact, excess funds were used to pay down these borrowings in the amount of $23.0 million.

                              LIBERTY BANCORP, INC.
                                 AND SUBSIDIARY



PART II.    OTHER INFORMATION
- - --------    -----------------

Item 1.     Legal proceedings.
                  NONE

Item 2.     Changes in securities.
                  NONE

Item 3.     Defaults upon senior securities.
                  NONE

Item 4.     Submission of matters to a vote of security holders.
                  NONE

Item 5.     Other information.
                  On January 12, 1996, the Company announced a stock repurchase program of 5.00% or 128,000 shares of its outstanding common stock. As of March 31, 1996, 65,000 shares had been purchased at a cost of $1,641,250 or an average price of $25.25 per share. The Company has repurchased a total of 871,384 shares at an average price of $22.29 since inception. To date, options covering 41,756 shares have been exercised with shares being issued from treasury stock. Also, 10,400 treasury shares were issued to the MRRP.

                  On January 10, 1996, the Company declared a quarterly cash dividend of $0.15 per share which was paid on March 1, 1996 to stockholders of record on February 16, 1996.

Item 6.     Exhibits and  Reports on Form 8-K

A.    Exhibits

      (2) Plan of Acquisition, reorganization, arrangement, liquidation or succession: N/A

      (3)    (i)  Articles of Incorporation: Restated Certificate of
                  Incorporation of Liberty Bancorp, Inc. is incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on September 30, 1991, Registration No. 33-42656.

            (ii) By -Laws: Bylaws of Liberty Bancorp, Inc. are incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on September 30, 1992, Registration No. 33-42656.


      (4) Instruments defining the rights of security holders, including indentures: Stock Certificate of Liberty Bancorp, Inc. is incorporated by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on September 30, 1991, Registration No. 33-42656.

      (10)  Material Contracts:   N/A

      (11)  Statement regarding computation of per share earnings:
               See Exhibit 11 following the Signature Page


      (15)  Letter regarding unaudited interim financial information:   N/A

      (18)  Letter regarding change in accounting principles:   N/A

      (19)  Report furnished to security holders:   N/A

      (22)  Published report regarding matters submitted to vote of security
            holders:   N/A

      (23)  Consents of experts and counsel:   N/A

      (24)  Power of attorney:   N/A

      (27)  Financial Data Schedule:
               See Exhibit 27 following the Signature Page

B.    Reports on Form 8-K

            NONE

                              LIBERTY BANCORP, INC.
                                       AND
                                   SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LIBERTY BANCORP, INC.


Date:  May  8, 1996                        By: /s/ Fredric G. Novy
     ---------------------                     ------------------------------
                                               Fredric G. Novy
                                               Chief Executive Officer,
                                               President


                                            By: /s/ Joseph W. Stachnik
Date:  May  8, 1996                             ------------------------------
     ---------------------                      Joseph W. Stachnik
                                                Chief Financial Officer,
                                                Vice President