Form 10-Q
period 1996-06-30
LIBERTY BANCORP INC /DE
filed 1996-08-07
CIK 879041

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


              Quarterly Report Under Section 13 or 15(d) of the
                       Securities Exchange Act of 1934


For the Quarter Ended June 30, 1996                  Commission File No. 0-19525
                      -------------                                      -------


                               Liberty Bancorp, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                               36-3785878
- -------------------------------                                  ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


5700 North Lincoln Avenue, Chicago, IL                                   60659
- --------------------------------------------------------------------------------
 (Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code   (312) 334-1200
                                                     --------------

Indicate by check mark whether the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.


         1. YES /X/       NO ___


Number of shares of Common Stock ($.01 par value) outstanding at the close of business on August 1, 1996 was 2,477,022 shares.
            --------------     ---------

                               LIBERTY BANCORP, INC.
                                  AND SUBSIDIARY


                                    FORM 10-Q

                                      INDEX

- --------------------------------------------------------------------------------

                                                                           Page
                                                                           ----

PART I.      FINANCIAL INFORMATION
- -------      ---------------------

Item 1.      Financial Statements

             Consolidated Statements of Financial Condition as of
             June 30, 1996 (Unaudited) and December 31, 1995                   3

             Consolidated Statements of Earnings (Unaudited) for the
             Three Months and Six Months ended June 30, 1996 and 1995          4

             Statement of Changes in Stockholders' Equity (Unaudited) for
             the Three Months and Six Months ended June 30, 1996               5

             Consolidated Statements of Cash Flows (Unaudited) for the
             Three Months and Six Months ended June 30, 1996 and 1995        6-7

             Notes to the (Unaudited) Consolidated Financial Statements     8-11

Item 2.      Management Discussion and Analysis of Financial
                  Condition and Results of Operations                      12-23

PART II.     OTHER INFORMATION
- --------     -----------------

Items 1.-3.  Non-Applicable                                                   24

Item 4.      Submission of Matters to a Vote of Security Holders              24

Item 5.      Other Information                                                25

Item 6.      Exhibits and Reports on Form 8-K                              26-27

             Signature Page                                                   28



                                         LIBERTY BANCORP, INC.
                             CONSOLIDATED STATEMENTS of FINANCIAL CONDITION
                                         (Dollars in thousands)

                                                                   June 30,               Dec 31,
                                                             ------------------     -----------------
                                                                    1996                   1995
                                                             ------------------     -----------------
                                                                 (unaudited)
                            ASSETS
Cash and due from banks                                      $            6,954     $           8,119
Interest-earning deposits                                                 6,230                 5,715
Federal funds sold                                                            0                     0
Commercial paper held-to-maturity                                         5,200                 5,200
Investment securities available-for-sale, at fair value                      66                    56
Investment securities held-to-maturity
   Market value (06/96 - $22,684; 12/95 - $25,492)                       22,562                25,030
Federal Home Loan Bank of Chicago stock                                   5,410                 5,011
Mortgage-backed securities available-for-sale, at fair value            108,364                98,138
Loans receivable, net                                                   475,503               513,586
Accrued interest receivable                                               3,928                 3,894
Real estate owned                                                             0                     0
Premises and equipment, net                                               3,461                 3,277
Prepaid expenses and other assets                                        11,700                10,832
Deposit base intangible                                                     163                   174
Deferred federal and state income taxes                                   1,657                 1,505
                                                             ------------------     -----------------
                         TOTAL ASSETS                        $          651,198     $         680,537
                                                             ==================     =================
             LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                     $          508,644     $         487,388
Borrowed funds                                                           67,500               117,500
Advance payments by borrowers for taxes and insurance                     4,000                 3,972
Accrued expenses and other liabilities                                    7,037                 7,000
                                                             ------------------     -----------------
                      TOTAL LIABILITIES                                 587,181               615,860
                                                             ------------------     -----------------
Preferred stock, $.01 par value. Authorized 1,000,000 shares;
  none outstanding                                                            0                     0
Common stock, $.01 par value. Authorized 5,000,000 shares;
  issued 3,306,250; outstanding 2,477,022 shares at
  06/30/96 and 2,552,022 shares at 12/31/95                                  33                    33
Additional paid-in-capital                                               31,625                31,611
Retained earnings, substantially restricted                              52,120                50,981
Treasury stock, at cost (829,228 shares at 06/30/96 and
  754,228 shares at 12/31/95)                                           (18,491)              (16,618)
Common stock purchased by:
  Employee Stock ownership plan                                            (945)               (1,134)
  Bank recognition and retention plans                                     (177)                 (355)
Unrealized gain(loss) on securities available-for-sale,
  net of taxes                                                             (148)                  159
                                                             ------------------     -----------------
                  TOTAL STOCKHOLDERS' EQUITY                             64,017                64,677
                                                             ------------------     -----------------
           TOTAL LIABILITIES & STOCKHOLDERS' EQUITY          $          651,198     $         680,537
                                                             ===================    =================
See accompanying notes to unaudited consolidated financial statements.



                                                      LIBERTY BANCORP, INC.
                                               CONSOLIDATED STATEMENTS OF EARNINGS
                                                           (Unaudited)
                                                     (Dollars in thousands)

                                                              For three months ended                    For six months ended
                                                                      June 30,                                 June 30,
                                                        ---------------    ---------------        ---------------    --------------
                                                              1996                1995                  1996               1995
                                                        ---------------    ---------------        ---------------    --------------
INTEREST INCOME:
  Interest income on loans:
     Mortgage loans                                     $         8,975    $         8,454        $        18,160    $       16,756
     Other loans                                                    547                639                  1,159             1,294
                                                        ---------------    ---------------        ---------------    --------------
  TOTAL INTEREST ON LOANS                                         9,522              9,093                 19,319            18,050
     Interest-earning deposits                                       96                 83                    192               175
     Federal funds sold                                              18                  1                     49                 1
     Commercial paper                                                69                 83                    142               163
     Investment securities                                          429                363                    850               675
     Mortgage-backed securities                                   1,630                615                  3,197             1,168
                                                        ---------------    ---------------        ---------------    --------------
  TOTAL INTEREST INCOME                                          11,764             10,238                 23,749            20,232
                                                        ---------------    ---------------        ---------------    --------------
INTEREST EXPENSE:
     Deposits                                                     6,323              5,732                 12,421            10,599
     Borrowed funds                                               1,099                635                  2,543             1,570
                                                        ---------------    ---------------        ---------------    --------------
  TOTAL INTEREST EXPENSE                                          7,422              6,367                 14,964            12,169
                                                        ---------------    ---------------        ---------------    --------------
NET INT INC BEFORE PROV FOR LN LOSS                               4,342              3,871                  8,785             8,063
     Provision for (recovery of) loan losses                          0                  0                      0                 0
                                                        ---------------    ---------------        ---------------    --------------
  NET INT INC AFTER PROV FOR LN LOSS                              4,342              3,871                  8,785             8,063
                                                        ---------------    ---------------        ---------------    --------------
NON-INTEREST INCOME:
     Gain(Loss) on sale of:
         Other Investments                                            0                (23)                     0               (23)
     Fees and service charges                                        33                 33                     66                68
     Insurance commissions                                          128                116                    179               248
     Other                                                          201                 99                    365               168
                                                        ---------------    ---------------        ---------------    --------------
  TOTAL NON-INTEREST INCOME                                         362                225                    610               461
                                                        ---------------    ---------------        ---------------    --------------
NON-INTEREST EXPENSE:
     Compensation and benefits                                    1,904              1,469                  3,362             2,913
     Office occupancy and equipment                                 386                301                    751               627
     Federal deposit insurance premium                              280                259                    558               518
     Data processing                                                177                131                    350               265
     Advertising and promotion                                       74                121                    122               159
     Other                                                          550                554                  1,208               982
                                                        ---------------    ---------------        ---------------    --------------
  TOTAL NON-INTEREST EXPENSE                                      3,371              2,835                  6,351             5,464
                                                        ---------------    ---------------        ---------------    --------------
INCOME BEFORE INCOME TAXES                                        1,333              1,261                  3,044             3,060
  Income taxes                                                      506                478                  1,157             1,163
                                                        ---------------    ---------------        ---------------    --------------
  NET INCOME                                            $           827    $           783        $         1,887    $        1,897
                                                        ===============    ===============        ===============    ==============
Primary earnings per share                              $          0.31    $          0.27        $          0.71    $         0.65
                                                        ===============    ===============        ===============    ==============
Fully diluted earnings per share                        $          0.31    $          0.27        $          0.71    $         0.65
                                                        ===============    ===============        ===============    ==============
Average shares common stock outstanding fully dilluted        2,649,669          2,868,211              2,668,638         2,935,293
                                                        ===============    ===============        ===============    ==============

See accompanying notes to unaudited consolidated financial statements.




                                                      LIBERTY BANCORP, INC.
                                          Statement of changes in Stockholders' Equity
                                                        For period ended
                                                          June 30, 1996
                                                           (Unaudited)
                                                      (Dollars in thousands)

                                                                                   Common        Common
                                                                                   Stock         Stock        Gain(Loss)
                                  Common     Additional     Retained  Treasury  Purchased by  Purchased by  on Securities
                                  Stock    Paid-in-Capital  Earnings    Stock       ESOP          MRRP      Avail-for-sale   Total
                                  -------- --------------- ---------- --------- ------------ ------------   --------------  -------

Balance at December 31, 1995           $33         $31,611    $50,981  ($16,618)    ($1,134)       ($355)        $159      $64,677
Net income for period ended
     March 31, 1996                                             1,060                                                        1,060
Dividends paid                                                   (377)                                                        (377)
Purchase of treasury stock                                               (1,641)                                            (1,641)
Tax effect ESOP                                          7                    0                                                  7
ESOP adjustment                                                                          95                                     95
MRRP adjustment                                                                                       89                        89
Unrealized gain(loss) on securities
    available-for-sale, net of tax                                                                                 (92)        (92)
                                  -------- --------------- ---------- --------- -----------  -----------   -----------    --------
Balance at March 31, 1996              $33         $31,618    $51,664  ($18,259)    ($1,039)       ($266)          $67     $63,818

Net income for period ended
     June 30, 1996                                                828                                                          828
Dividends paid                                                   (372)                                                        (372)
Purchase of treasury stock                                                 (232)                                              (232)
Tax effect ESOP                                          7                                                                       7
Exercise of stock options &
      reissuance of treasury shares                      0                    0                                                  0
ESOP adjustment                                                                          94                                     94
MRRP adjustment                                                                                       89                        89
Unrealized gain(loss) on securities
     available-for-sale, net of tax                                                                               (215)       (215)
                                 --------- --------------- ---------- --------- -----------  -----------   -----------    --------
Balance at June 30, 1996                33          31,625     52,120   (18,491)       (945)        (177)         (148)     64,017
                                 ========= =============== ========== ========= ===========  ===========   ===========    ========



                                                   LIBERTY BANCORP, INC.
                                          CONSOLIDATED STATEMENTS of CASH FLOWS
                                                       (Unaudited)
                                                 (Dollars in thousands)

                                                                 For three months ended                 For six months ended
                                                                          June 30,                              June 30,
                                                               ------------      ------------        ------------      ------------
                                                                   1996              1995                1996              1995
                                                               ------------      ------------        ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $         828    $         783        $       1,887    $       1,897
  Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                    123              112                  269              237
       Amortization of cost of stock benefit plans                      183              183                  367              367
       Tax benefits related to vested MRRP stock, ESOP
           dividends and stock options                                    7               14                   14               51
       Deferred income tax expense                                       43              129                   46              264
       Amortization of premiums, discounts, and deferred
           loan fees                                                    130             (176)                (161)            (432)
       Additions (deletions) to (from) deferred income and
           unearned discounts                                           141             (761)                 114             (612)
       (Gain) loss on sale of:
           Other investments                                              0               23                    0               23
      (Increase) decrease in accrued interest receivable,
           prepaid expenses, and other assets                           (30)             (37)                (891)          (2,814)
       Increase (decrease) in accrued expenses and other
           liabilities                                                 (611)            (431)                (161)             205
                                                               ------------     ------------         ------------     ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           $         814    $        (161)       $       1,484    $        (814)
                                                               ------------     ------------         ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations                                           $     (26,770)   $      (6,694)       $     (40,684)   $     (13,253)
  Principal repayments on:
    Loans receivable                                                 55,168           19,054               87,336           36,386
    Mortgage-backed securities                                        6,661            1,135               12,662            1,983
  Proceeds from maturities of investment securities                   3,892            3,324               13,604            9,677
  Proceeds from sale of:
    Loans receivable                                                  1,475                0                1,475                0
    Mortgage-backed securities available-for-sale                     4,661                0                4,661                0
  Purchase of:
    Loans receivable                                                 (6,915)          (6,044)              (9,838)         (12,649)
    Mortgage-backed securities available-for-sale                   (19,919)         (27,118)             (28,022)         (27,118)
    Investment securities held-to-maturity                           (3,832)          (7,192)             (11,140)         (13,404)
    Premises and equipment                                             (103)            (162)                (453)            (211)
    Stock in the Federal Home Loan Bank of Chicago                        0             (740)                (399)            (805)
                                                               ------------     ------------         ------------      -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           $      14,318    $     (24,437)       $      29,202    $     (19,394)
                                                               ------------     ------------         ------------      -----------


                                                        LIBERTY BANCORP, INC.
                                               CONSOLIDATED STATEMENTS of CASH FLOWS
                                                             (Unaudited)
                                                       (Dollars in thousands)

                                                                 For three months ended                 For six months ended
                                                                       June 30,                               June 30,
                                                            ------------      ------------         ------------      -----------
                                                                1996              1995                 1996             1995
                                                            ------------      ------------         ------------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from exercise of stock options              $           0     $         100        $           0     $        100
  Purchase of treasury stock                                        (231)             (874)              (1,872)          (4,939)
  Dividends paid                                                    (372)             (405)                (748)            (828)
  Net increase (decrease) in deposits                              5,764            19,727               21,256           26,306
  Proceeds from borrowed funds                                    58,000            33,000               90,500           33,000
  Repayment of borrowed funds                                    (84,000)          (31,000)            (140,500)         (35,000)
  Net increase (decrease) in advance payments by
    borrowers for taxes and insurance                              1,700             1,381                   28              302
                                                            ------------      ------------         ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              (19,139)           21,929              (31,336)          18,941
                                                            ------------      ------------         ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (4,007)           (2,669)                (650)          (1,267)
Cash and cash equivalents at beginning of year                    22,391            18,502               19,034           17,100
                                                            ------------      ------------         ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $      18,384     $      15,833        $      18,384     $     15,833
                                                            ============      ============         ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
      Interest                                             $       7,705     $       2,522        $      15,418     $      8,382
      Income taxes                                                   957               613                  957              613
  Noncash investing activity - transfer of loans to REO                0               366                    0              366
  Loan origination - account loans                                     9                36                   37               74
  Purchase of loans receivable - commercial leases                 4,923             8,149                7,715           11,977

See accompanying notes to unaudited consolidated financial statements.


                     LIBERTY BANCORP, INC. AND SUBSIDIARY

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                     JUNE 30, 1996 AND DECEMBER 31, 1995



(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Liberty Bancorp, Inc. ("the Company") and subsidiaries conform to generally accepted accounting principles and to general practice within the savings and loan industry. The consolidated statement of financial condition as of June 30, 1996 and the consolidated statement of earnings for the three month and the six month periods ended June 30, 1996 and 1995 are unaudited but in the opinion of management reflect all adjustments, consisting only of normal recurring items, necessary for fair presentation. Results of operations for the interim period are not necessarily indicative of the results that may be expected for the entire fiscal year:

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

(b) Earnings per share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. The weighted average number of common stock and common stock equivalents outstanding for the calculation of primary earnings per share for the three months and six months ended June 30, 1996 were 2,643,836 and 2,666,108, respectively.

(2)  CLASSIFICATION OF ASSETS

The following table sets forth information, at the dates indicated, concerning assets classified as problem assets under the Company's asset classification policy.



                                                       June 30, 1996        December 31, 1995
                                                    ------------------    ---------------------
                                                        (Unaudited)
                                                                  (in thousands)

Substandard
- -----------
    Loans delinquent 90 days or more and
        non-accruing                                     $   382                $   561
    Real estate owned                                          0                      0

Substandard Credit Enhancement
- ------------------------------
    (Cash flow not sufficient to meet debt
    service-owner supplements difference.
    No delinquency in payments.)
                                                           2,000                  2,000
Special Mention - Substandard *                              457                    502
- -----------------------------

*This loan is a 25.0% participating interest in a balloon loan on a commercial office building totalling $457,000 which has been modified at maturity by extending the term for two years and reducing the rate to current market. This loan is current as to principal and interest payments and is carried as substandard in that expected receipts from the operation of the property do not cover debt service. The shortfall in debt service is made up personally by the borrower.




Non-accruing loans receivable delinquent three months or more are as follows:


                                           June 30, 1996                                          December 31, 1995
                           ----------------------------------------------          ------------------------------------------------
                                                  (unaudited)
                                                                          (in thousands)
                                                                  Accr Int                                                Accr Int
                             Number of                                Not            Number of                                 Not
                               Loans             Amount             Rec'd             Loans              Amount              Rec'd
                            -----------         --------         --------           ----------         ---------         ---------
Loans                              6            $    377            $  17                 2            $     184            $    9
Leases                             1                   5                0                 1                  377                 9
Autos                              0                   0                0                 0                    0                 0
                             -------            --------            -----            ------            ---------            ------
                                   7            $    382            $  17                 3            $     561            $   18
                             =======            ========            =====            ======            =========            ======

 Percentage of Gross
  Loans Receivable                                 0.08%                                                   0.11%
                                                 =======                                                 =======


Non-performing loans - All loans that are three months or more delinquent are considered non-performing.


                                              NON-PERFORMING ASSETS

                                      June 30, 1996          December 31, 1995
                                      -------------          -----------------
                                       (Unaudited)
                                                  (in thousands)

      Loans                             $      382              $      561
      Real Estate Owned                          0                       0
                                        ----------              ----------
                                        $      382              $      561
                                        ==========              ==========



(3)  BORROWED FUNDS

Borrowed funds consists of Federal Home Loan Bank of Chicago ("FHLB") Advances totalling $15.0 million at June 30, 1996 and $64.0 million at December 31, 1995 and securities sold under agreements to repurchase of $52.5 million at June 30, 1996 as compared to $53.5 at December 31, 1995.

Borrowed funds are summarized as follows:

                                                              June 30, 1996                December 31, 1995
                                                         -----------------------         ----------------------
                                                         Weighted                        Weighted
                                                          Average                         Average
                                                             Rate         Amount             Rate        Amount
                                                         --------         ------         --------        ------
                                                                               (in thousands)

Secured advances from the FHLB-Chicago:
    Open Line-Variable  Rate                                5.52%       $ 15,000            6.02%      $ 39,000
    Maturing June 22,1996                                    ---            ---             5.47%        25,000

Securities sold under agreements to repurchase:
    Maturing January 19, 1996                                ---            ---             5.80%        11,000
    Maturing February 20, 1996                               ---            ---             5.80%         4,500
    Maturing March 19, 1996                                  ---            ---             5.76%         8,000
    Maturing April 19, 1996                                  ---            ---             5.88%         8,000
    Maturing May 17, 1996                                    ---            ---             5.71%         6,000
    Maturing July 18, 1996                                  5.50%          8,000             ---           ---
    Maturing August 19, 1996                                5.50%          4,500             ---           ---
    Maturing September 17, 1996                             5.50%          6,000             ---           ---
    Maturing October 21, 1996                               5.53%          5,000             ---           ---
    Maturing November 18, 1996                              5.70%          8,000             ---           ---
    Maturing November 19, 1996                              5.67%          6,000            5.67%         6,000
    Maturing February 20, 1997                              4.96%          5,000             ---           ---
    Maturing June 23, 1997                                  5.67%         10,000            5.67%        10,000
                                                                         -------                       --------
                                                                         $67,500                       $117,500
                                                                         =======                       ========
Weighted average interest rate                                             5.53%                          5.78%
                                                                           =====                          =====


The Savings Bank has adopted a collateral pledge agreement whereby the Savings Bank has agreed to at all times keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 170.00% of the outstanding secured advances from the FHLB. All stock in the FHLB is pledged as additional collateral for these advances.

The Savings Bank enters into sales of securities under an agreement to repurchase (reverse repurchase agreements). Fixed-coupon reverse repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of financial condition. The dollar amount of securities underlying the agreements remains in the asset accounts. Securities sold under agreements to repurchase consisted of mortgage-backed securities reported as available-for-sale with an amortized cost of $56,725,000 and a fair value of $56,300,000 at June 30, 1996. The securities underlying the agreements were delivered to the dealers who arranged the transactions.

Information regarding borrowing under fixed-coupon reverse repurchase agreements during the three months ended June 30, 1996 is summarized as follows:



         Balance at June 30, 1996                             $52,500,000

         Weighted average interest rate at
           June 30, 1996                                            5.53%

         Maximum amount outstanding at any
           month-end during the period                        $52,500,000

         Average amount outstanding during
           the period                                         $52,500,000

         Weighted average interest rate during
           the period                                               5.51%



                     LIBERTY BANCORP, INC. AND SUBSIDIARY

                      MANAGEMENT DISCUSSION AND ANALYSIS

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- -------

      Liberty Bancorp, Inc. ("the Company") is the holding company of Liberty Federal Savings Bank ("the Savings Bank"), a federally chartered savings bank which converted from mutual to stock form on December 23, 1991 and Liberty Lincoln Service Corporation II ("Liberty Lincoln II") which was incorporated in the State of Illinois on December 1, 1994. Liberty Lincoln Service Corporation is a wholly owned subsidiary of Liberty Federal Savings Bank. Liberty Lincoln II's primary business is to invest in real estate limited partnerships and joint ventures related to real estate. As of June 30, 1996, Liberty Lincoln II had outstanding borrowings of $1.8 million from the Company which is invested in two real estate development projects located in Illinois.

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

      On January 12, 1996, the Company announced its sixth buy-back program of 5.0%, or 128,000 shares. As of June 30, 1996, 75,000 shares were purchased at an average price of $24.97. Treasury stock amounted to 829,228 shares at an average price of $22.30. The total number of shares outstanding as of close of period were 2,477,022.

MARKET AREA
- -----------

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

COMPETITION
- -----------

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

LENDING ACTIVITY
- ----------------

      During the quarter and six months ended June 30, 1996, the Company originated or purchased the following loan products and mortgage-backed securities:



                                                         Three Months                Six Months
                                                             Ended                     Ended
                                                         June 30, 1996              June 30, 1996
                                                             Amount                    Amount
                                                             ------                    ------
                                                                      (in thousands)

Fixed Rate -
- ----------
   Mortgage and Home Equity Loans
      Originated                                           $13,633                      $19,501
      Purchased                                              4,626                        4,694
      Construction                                              93                        1,179
   Auto Loans                                                  186                          261
   Leases Purchased                                          4,923                        7,715
   Mortgage-backed Securities                               19,919                       28,022
   Unsecured Term Loan                                          24                           58
   Bridge Loan                                                 105                          105
                                                         ---------                    ---------
Subtotal                                                   $43,509                      $61,535
                                                         ---------                    ---------
Yield                                                        7.58%                        7.54%
                                                         ---------                    ---------
Adjustable Rate -
- ---------------
     1-Year Originated                                     $   537                      $ 1,256
     2-5 Year Originated                                     4,772                        5,383
     Unsecured Line of Credit                                   29                           38
     Equity Line of Credit                                   1,382                        2,974
Balloon Loans -
- -------------
     3-5 Year Originated                                     2,639                        5,881
     7-10 Year Originated                                      713                        1,389
     Land Development Participation                             23                           87
                                                         ---------                    ---------
Subtotal                                                   $10,095                      $17,008
                                                         ---------                    ---------
Yield                                                        8.00%                        8.17%
                                                         ---------                    ---------
TOTAL                                                      $53,604                      $78,543
                                                         =========                    =========
YIELD                                                        7.66%                        7.68%
                                                         =========                    =========


      The new loan activity during the three months and six months ended June 30, 1996 was $53.6 million and $78.5 million, respectively, at a yield of 7.66% and 7.68%. Repayments during the same periods were $61.9 million and $100.0 million.

      During the six month period, the Savings Bank has expanded its loan products to offer floating rate, secured equity line of credit; auto loans at competitive market rates; floating rate, unsecured line of credit and fixed rate unsecured loans. The above secured loan products are written to a maximum of $50,000 and five years in term and the unsecured to $10,000 and three years in term.

      Originations and purchases of multi-family and commercial real estate mortgage loans has been expanded. These loans are on properties located primarily within the local trade area, normally with terms of three to ten years. The Savings Bank undertakes a program to sell participations, with servicing retained, in these loans to other local financial institutions.

      At June 30, 1996, loans receivable net and mortgage-backed securities totalled $583.8 million as compared to $611.7 million at December 31, 1995, a decrease of $27.8 million, or 4.55%. The average yield increased 38 basis points to 7.45% from 7.07% between the six month periods in 1996 and 1995, respectively.

CAPITAL
- -------

     The Savings Bank exceeded all regulatory capital guidelines at June 30, 1996. Risk-based, tangible and leverage capital for Liberty Federal Savings Bank was 17.50%, 8.30% and 8.30% of adjusted assets, respectively, compared to regulatory requirements of 8.00%, 1.50% and 3.00% of adjusted assets, respectively.

     The following table presents the Savings Bank's capital position at June 30, 1996 relative to fully phased in regulatory requirements.


                                                                    Bank Regulatory Capital
                                                                    -----------------------
                                           Required         Actual        Required         Actual          Excess
                                          Percentage      Percentage       Balance         Balance         Balance
                                          ------------------------------------------------------------------------
                                                                        (in thousands)

At June 30, 1996:
 Regulatory Capital
   Risk-based                                8.00%           17.50%        $26,037         $56,900         $30,863
   Tangible                                  1.50             8.30           9,678          53,536          43,858
   Leverage                                  3.00             8.30          19,355          53,536          34,181



     The following table reconciles the Savings Bank's capital to its regulatory capital at June 30, 1996.

                                                                       June 30, 1996
                                                                      ---------------
                                                                       (in thousands)

 Liberty Federal Savings Bank Capital                                     $54,553
   Unrealized losses (gains) on certain
      available-for-sale securities                                           160
   Less:
     Investment in Non-Includable Subsidiaries                              1,014
     Deposit Base Intangibles                                                 163
                                                                        ---------

 TOTAL TANGIBLE AND LEVERAGE CAPITAL                                      $53,536

   Plus:
     Allowance for Loan Losses                                              3,364
                                                                        ---------
 TOTAL RISK-BASED CAPITAL                                                 $56,900
                                                                        =========

       The Office of Thrift Supervision ("OTS") issued final regulations which set forth the methodology for calculating an interest rate risk component that is being incorporated into the OTS regulatory capital rules. Under the new regulations, only savings institutions with "above normal" interest rate risk exposure are required to maintain additional capital. This additional capital would increase a savings institution's otherwise required risk-based capital requirement. The final rule became effective January 1, 1994 and implementation will not begin until we are notified by the OTS. As of March 31, 1996, the OTS's calculation of the Savings Bank's additional risk-based capital as a result of the interest-rate risk capital component would be $179,000. The Savings Bank's interest-rate risk capital component at March 31, 1996 is the lowest OTS calculation from the previous three quarters.


RECAPITALIZATION OF SAIF AND ITS IMPACT ON SAIF PREMIUMS
- --------------------------------------------------------

      Legislation that would mitigate the effect of the BIF/SAIF premium is still being considered by Congress. The legislation would impose a special assessment on the amount of deposits held by SAIF-member institutions, including the Savings Bank, as of March 31, 1995, and is generally estimated at between 75 to 80 basis points. Any such legislation also may require that the BIF and the SAIF be merged by January 1, 1998, provided that subsequent legislation is enacted requiring savings associations to become banks. The payment of the special assessment would have the effect of immediately reducing the capital of SAIF-member institutions, net of any tax effect; however, it would not affect the Savings Bank's compliance with its regulatory capital requirements. Management cannot predict whether legislation imposing such an assessment will be enacted, or, if enacted, the amount of any special assessment or when and whether ongoing

SAIF premiums will be reduced to a level equal to that of BIF premiums. Management can also not predict whether or when the BIF and SAIF will merge.

      The Savings Bank's assessment rate for fiscal 1996 is 23 basis points and the premium accrued for the period ending June 30, 1996 was $558,000. A significant increase in SAIF insurance premiums or a significant special assessment to recapitalize the SAIF initially would likely have an adverse effect on the operating expenses and results of operations of the Savings Bank, but in the future, any reduction in premium would have a beneficial effect.

      The legislation to eliminate the bad debt reserve deduction for financial institutions and to recapture the reserve increases since 1987 has been passed by Congress and sent to the President for signature.

CHANGES IN FINANCIAL CONDITION
- ------------------------------

      Assets totalled $651.2 million at June 30, 1996 as compared to $680.5 million at December 31, 1995, a decrease of $29.3 million, or 4.31%. The primary decrease in assets was attributable to loans receivable, net, of $38.1 million and investment securities held-to-maturity of $2.5 million, partially offset by an increase in mortgage-backed securities available-for-sale of $10.2 million. The cash flow generated by the decrease in assets was used to repay borrowed funds.

      Cash and due from banks decreased $1.2 million, or 14.35%, to $7.0 million at June 30, 1996 from $8.1 million at December 31, 1995. The decrease was the result of timing differences of invested funds at the end of the respective periods.

      Investment securities held-to-maturity amounted to $22.6 million and $25.0 million at June 30, 1996 and December 31, 1995, respectively, a decrease of $2.5 million, or 9.86%. The Company reinvested maturities in other investment grade assets which produce a higher yield.

      Mortgage-backed securities available-for-sale amounted to $108.4 million at June 30, 1996 as compared to $98.1 million at December 31, 1995, an increase of $10.2 million, or 10.42%. The Company maintained over the six month period reverse repurchase agreements amounting to $52.5 million which are categorized as borrowings. These reverse repurchase agreements were used to partially fund the purchase of mortgage-backed securities available-for-sale. Mortgage-backed securities purchased during the six month period amounted to $28.0 million which were partially offset by repayments and sales of $17.3 million. The use of reverse repurchase agreements provide a spread of approximately 1.0% between the cost of reserve repurchase agreements and the yield on the underlying securities.

      Loans receivable, net, amounted to $475.5 million and $513.6 at June 30, 1996 and December 31, 1995, respectively, a decrease of $38.1 million or, 7.42%. Loan repayments and sales during the six month period amounted to $88.8 million, which were partially offset by loan originations and purchases of $50.5 million. The net cash generated through the repayment of loans was used to partially repay borrowed funds. The allowance for loan losses at June 30, 1996 and December 31, 1995 was $3.5 million respectively. At June 30, 1996, the loan loss allowance amounted to 0.74% of total loans receivable as compared to 0.69% at December 31, 1995. The Company's policy is to maintain a loan loss allowance between 0.75% and 1.00% of risk-based assets. (Risk-based assets are defined as the value of assets after they have been weighted according to regulatory standards and a value is then placed on each category and the total of all categories is the basis for calculating risk-based capital requirements.) At June 30, 1996 and December 31, 1995, the percentage of the loan loss allowance to risk-based assets was 1.03% and 0.96%, respectively. Total non-performing loans amounted to $382,000 and $561,000 at June 30, 1996 and December 31, 1995, respectively. There were no impaired loans at the end of either period.

      Prepaid expense and other assets amounted to $11.7 million at June 30, 1996 as compared to $10.8 million at December 31, 1995, an increase of $868,000, or 8.01%. The major component of the increase were an increase in cash investment in life insurance contracts of $293,000, or 3.68%, to $8.3 million from $8.0 million at June 30, 1996 and December 31, 1995, respectively. Other increases were prepaid deferred compensation and pension premiums of $324,000 and prepaid deposit insurance premiums of $827,000, partially offset by a decrease in investments in limited real estate partnerships of $248,000.

      Savings deposits amounted to $508.7 million at June 30, 1996 as compared to $487.4 million at December 31, 1995, an increase of $21.3 million, or 4.36%. The increase in savings deposits resulted from credits for accrued interest payable of $12.5 million plus a net increase in savings deposits of $8.7 million.

      Borrowed funds amounted to $67.5 million and $117.5 million at June 30, 1996 and December 31,1995, respectively, a decrease of $50.0 million, or 42.55%. At the end of the period in 1996 and 1995, respectively, reverse repurchase agreements, which are classified as borrowed funds, amounted to $52.5 million at both June 30, 1996 and December 31, 1995.

      Stockholders' equity totalled $64.0 million, or 9.83%, of assets at June 30, 1996, a decrease of $660,000, or 1.02%, from December 31, 1995. The decrease resulted from the payment of dividends totalling $748,000, purchase of treasury stock of $1.9 million and adjustment for unrealized losses on securities available-for-sale of $307,000 partially offset by net income of $1.9 million and credits from employee stock plans of $380,000.


RESULTS OF OPERATIONS -
COMPARISON OF THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------

      The net income for the three months ended June 30, 1996 was $827,000 as compared to $783,000 for the three months ended June 30, 1995, an increase of $45,000, or 5.72%.

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES
- ----------------------------------------------------

      Net interest income before provision for loan losses was $4.3 million and $3.9 million for the three month period ended June 30, 1996 and 1995, respectively, an increase of $471,000, or 12.17%. Total interest income increased $1.5 million, or 14.91%, to $11.8 million from $10.2 million for the three month period in 1996 and 1995, respectively. The average yield on interest-earning assets increased 24 basis points between periods to 7.36% in 1996 as compared to 7.12% in 1995. Average interest-earning assets were $639.2 million as compared to $575.3 million in 1995, an increase of $63.9 million, or 11.12%. The major increases in interest income were interest on mortgage loans of $522,000, or 6.17%, to $9.0 million from $8.5 million and interest on mortgage-backed securities which increased $1.0 million, or 165.24% to $1.6 million in 1996 from $615,000 in 1995. A reverse repurchase program using mortgage-backed securities was established in the fourth quarter of 1995 which increased average balances in mortgage-backed securities for the second quarter of 1996 to $102.6 million from $43.0 million in 1995.

      Total interest expense increased $1.0 million, or 16.58% to $7.4 million from $6.4 million for the three months ended June 30, 1996 and 1995, respectively. The cost of interest-bearing liabilities increased nine basis points to 5.08% for the 1996 quarter as compared to 4.99% for the comparable period in 1995. Average interest-bearing liabilities for the second quarter of 1996 were $584.1 million as compared to $510.4 million, an increase of $73.7 million, or 14.43%.

      Interest on deposits increased $591,000, or 10.31%, to $6.3 million from $5.7 million for the three month period ended June 30, 1996 and 1995, respectively. Between periods, average deposits increased $34.6 million, or 7.35%. Interest on borrowed funds increased $465,000, or 73.17%, to $1.1 million for the three month period ended June 30, 1996 as compared to $635,000 for the comparable period in 1995. Between periods, average borrowed funds increased $39.1 million, or 97.62%. The increase in borrowed funds is directly attributable to the liability on reverse repurchase agreements which is carried as borrowed funds.

      The interest rate spread for the second quarter of 1996 was 2.28% as compared to 2.13% in 1995. Net interest margin was 2.72% as compared to 2.69%. The ratio of interest-bearing assets to interest-bearing liabilities was 1.09x for the June 1996 quarter as compared to 1.13x for the 1995 quarter.

PROVISION FOR LOAN LOSSES
- -------------------------

      No additional provision was made for loan losses in the second quarter of 1996. The Savings Bank's policy is to maintain a minimum allowance for loan losses equal to approximately 0.75% to 1.00% of risk-based assets. The current percentage is 1.03%. Allowance for loan losses as a percentage of non-performing assets was 921.25% and 486.70% at June 30, 1996 and 1995, respectively. At June 30, 1996 non-performing assets amounted to $382,000 as compared to $757,000 at June 30, 1995.

NON-INTEREST INCOME
- -------------------

      Non-interest income amounted to $362,000 as compared to $225,000 for the three month period ended June 30, 1996 and 1995, respectively, an increase of $136,000 or 60.47%. The major components were the increase in fees and service charged on deposit related activities which were included in other non-interest income of $42,000, interest and return on equity in limited real estate partnerships of $69,000, which was also included in other non-interest income and no loss on sale of other investments which amounted to $23,000 in the three month period ended June 30, 1996.


NON-INTEREST EXPENSE
- --------------------

      Non-interest expense amounted to $3.4 million for the three months ended June 30, 1996 as compared to $2.8 million for the same period in 1995, an increase of $535,000, or 18.86%. The major increases were compensation and benefits of $435,000 and office occupancy and equipment of $85,000. The majority of the above items were directly related to the opening of two branch offices, one in December 1995 and the other in March 1996. The second quarter of 1996 reflected full operating costs of these two branches with no comparable cost in 1995. The balance is general compensation increases and other increases in staff.


INCOME TAXES
- ------------

      Federal and state income taxes amounted to $506,000 as compared to $478,000 for the quarter ended June 30, 1996 and 1995, respectively, an increase of $28,000, or 5.83%. The effective tax rates for the periods were 37.92% and 37.89%, respectively. The normal combined federal and state income tax rates approximate 38.00%.


RESULTS OF OPERATIONS -
COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------

      Net income for the six month period ended June 30, 1996 and 1995 was $1.9 million for both periods.


NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES
- ----------------------------------------------------
      Net interest income before provision for loan losses was $8.8 million for the six months ended June 30, 1996 as compared to $8.1 million for the same period in 1995, an increase of $722,000, or 8.96%. Total interest income amounted to $23.7 million for the six month period in 1996 as compared to $20.2 million for the same period in 1995, an increase of $3.5 million, or 17.39%. The major increases were interest on mortgage loans which increased $1.4 million, or 8.38%, to $18.2 million from $16.7 million. During the six month period in 1996, the average yield on mortgage loans was 7.69% as compared to 7.19%, an increase of 50 basis points. Interest on mortgage-backed securities increased $2.0 million, or 173.71%, to $3.2 million from $1.2 million. During the period, average mortgage-backed securities amounted to $100.4 million as compared to $40.5 million in 1995, an increase of $59.9 million, or 147.81%. The yield on mortgage-backed securities increased to 6.37% from 5.77%, an increase of 60 basis points.

      Total interest expense amounted to $15.0 million for the six months ended June 30, 1996 as compared to $12.2 million in 1995, an increase of $2.8 million, or 22.97%. The increase is directly related to increases in interest on deposits of $1.8 million, or 17.9%, to $12.4 million in 1996 as compared to $10.6 million in 1995. The increase in interest on deposits is directly related to an increase in average deposits between periods of $36.9 million. The average cost of deposits for the six month period ended June 30, 1996 was 4.99% as compared to 4.59% in 1995, an increase of 40 basis points. Interest on borrowed funds increased $973,000, or 61.96% to $2.5 million for the period in 1996 as compared to $1.6 million in 1995. The increase in interest on borrowed funds is directly related to the increase in average borrowed funds between periods of $39.8 million due to the liability on reverse repurchase agreements which are carried as borrowed funds. The average cost of borrowed funds was 5.63% for the six month period in 1996 as compared to 6.21% in 1995, a decrease of 58 basis points.

      The interest rate spread for the first half of 1996 was 2.28% as compared to 2.29% for the same period in 1995. Net interest margin was 2.72% as compared to 2.80%. The ratio of interest-bearing assets to interest-bearing liabilities was 1.10x for the six month ended June 30, 1996 as compared to 1.12x for the same period in 1995.


PROVISION FOR LOAN LOSSES
- -------------------------

      No additional provision was made for loan losses during the six months ended June 30, 1996 or 1995, respectively. For statistics on allowance for loan losses at June 30, 1996 and 1995, respectively, see the section PROVISION FOR LOAN LOSSES for the quarter ended June 30, 1996.

NON-INTEREST INCOME
- -------------------

      Non-interest income amounted to $610,000 for the six months ended June 30, 1996 as compared to $461,000 for the comparable period in 1995, an increase of $149,000, or 32.36%. Major increases were interest and return on equity in limited real estate partnerships of $115,000 and service charges on deposit related products of $97,000. (The above items are included in other non-interest income.) The above increases are partially offset by a decrease in insurance commissions of $68,000.

NON-INTEREST EXPENSE
- --------------------

      Non-interest expense amounted to $6.4 million for the six month period ended June 30, 1996 as compared to $5.5 million for the same period in 1995, an increase of $887,000, or 16.23%. The major components of the increases are:

                  .   Compensation and Benefits             $449,000
                  .   Office Occupancy and Equipment         124,000
                  .   Federal Deposit Insurance Premium       85,000
                  .   Other Non-Interest Expense             226,000

      The majority of the above items were directly related to the opening of two branch offices, one in December 1995 and the other in March 1996. The six month period in 1996 reflects six months operating expenses on the branch opened in December and three months on the branch opened in March. There were no comparable costs in 1995.

INCOME TAXES
- ------------

      Federal and state income taxes amounted to $1.2 million for the six month period in both 1996 and 1995. The effective tax rate for both periods was 38.00% which is the normal combined federal and state income tax rate.


ASSET/LIABILITY MANAGEMENT AND
INTEREST SENSITIVITY ANALYSIS
- -----------------------------

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

      At June 30, 1996, the Company had a positive cumulative one year gap of $22.2 million, or 3.41%, of total assets. At December 31, 1995, the positive cumulative one year gap was $78.9 million, or 11.60%, of total assets. The Company manages its one year gap by emphasizing the matching of loan and investment repayments and maturities with origination and purchase of loans and securities with similar maturities. Fifty two point six percent (52.60%) of all loans and mortgage-backed securities at June 30, 1996 are either one to three year adjustable rate or fixed rate with a remaining term of three years or less. Furthermore, management has engaged in new loan products which have short terms and higher yields to improve its interest rate risk. Nonetheless, the Company closely monitors its interest rate risk position with regard to overall interest rates and credit policies.

      The following table shows the amounts of interest-earning assets and interest-bearing liabilities at June 30, 1996 and their maturity or repricing periods as anticipated by the Company. These repricing periods are based on contractual terms of the asset or liability, or, if a maturity or repricing date is not in the contract, on certain assumptions of prepayment and decay rates. The prepayment assumptions used were published by the Office of Thrift Supervision ("OTS"), a securities firm and our own. They are updated quarterly. The decay rate assumptions used are based on the Company's assumptions and historical performance. Management believes that these assumptions approximate actual experience and consider them reasonable. These assumptions may or may not be indicative of actual prepayment and withdrawal experiences by the Company.

                                                                         At June 30, 1996
                               --------  -----------  -----------  -------------  ------------  ------------  ----------  -------
                                Three    More Than    More Than      More Than     More Than      More Than
                                Months   Three Mths   One Year to   Three Years    Five Years   Ten Years to  More Than
                               or Less   to One Year  Three Years  to Five Years  to Ten Years    20 Years    20 Years     Total
                               --------  -----------  -----------  -------------  ------------  ------------  ----------  -------
                                                                      (Dollars in thousands)
Interest-earning assets:
  Mortgage loans (1)            $75,602   $142,520     $100,055      $74,474         $35,957       $19,743      $1,555    $449,906
  Other loans (1)                 4,938      9,983       13,704        2,116              74            56           3      30,874
  Mortgage-backed securities     10,407     59,547       13,927        6,467           9,777         6,357         775    (107,257)
  Interest-earning deposits       6,230                                                                                      8,230
  Federal funds sold                  0                                                                                          0
  Commercial paper                3,500      1,700                                                                           5,200
  Investment securities           9,733      9,060        2,995        6,000             250             0           0      28,038
                               --------  ---------    ---------    ---------      ----------    ----------    --------    --------
    Total interest-earning
      assets                    110,410    222,810      130,681       89,057          46,058        26,156       2,333     627,505
                               --------  ---------    ---------    ---------      ----------    ----------    --------    --------
Less unearned discount and
  deferred fees                    (226)        83         (297)        (271)            (46)          (13)          3        (767)
Less allowance for loan
 losses                            (590)    (1,118)        (853)        (553)           (257)         (141)        (11)     (3,523)
                               --------  ---------    ---------    ---------      ----------    ----------    --------    --------
    Total net interest-earning
      assets                    109,594    221,775      129,531       88,233          45,755        26,002       2,325     623,215
                               --------  ---------    ----------   ---------      ----------    ----------    --------    --------
Interest-bearing liabilities:

  Passbook and certificate
    accounts                     75,838    160,821      149,254       23,369          25,805         5,608         754     441,449
  NOW, money market and
    commercial checking
    accounts                      1,280      3,741       13,912        8,013          20,813        15,757       3,679      67,195

  Borrowed funds                 49,881     17,619            0            0               0             0           0      67,500
                              ---------  ---------    ---------    ---------      ----------    ----------    --------    --------
    Total interest-bearing
      liabilities               126,999    182,181      163,166       31,382          46,618        21,365       4,433     576,144
                              ---------  ---------    ---------    ---------      ----------    ----------    --------    --------
Interest sensitivity gap per
  period                       ($17,405)   $39,594     ($33,635)     $56,851           ($863)       $4,637     ($2,108)    $47,071
                              =========  =========    =========    =========      ==========    ==========    ========    ========
Cumulative interest
  sensitivity gap              ($17,405)   $22,189     ($11,446)     $45,405         $44,542       $49,179     $47,071
                              =========  =========    =========    =========      ==========    ==========    ========

Cumulative interest sensitivity
   gap as a percentage of total
   assets                        (-2.67%)     3.41%       -1.76%        6.97%           6.84%         7.55%       7.23%

Cumulative net interest-earning
   assets as a percentage of net
   interest-bearing liabilities   86.30%    107.18%       97.58%      109.01%         108.09%       108.60%     108.17%

 (1) For purposes of the gap analysis, mortgage and other loans are reduced for non-performing loans.  Non-performing loans equal $377,000 for mortgage loans and $5,000 for other loans, for a total of $382,000.

                                                                 22

LIQUIDITY
- ---------

Regulations of the Office of Thrift Supervision ("OTS") require the Savings Bank to maintain a minimum average balance of liquid assets equal to 5.00% of the Savings Bank's withdrawable deposits plus short-term borrowings calculated on a monthly basis. The Savings Bank's average liquidity ratio during the first half of 1996 ranged from 6.30% to 6.91% and was at 6.30% on June 30, 1996.

      The Company's total funds provided during the first half of 1996 were $233.0 million and were made up of loans and mortgage-backed securities repayments of $100.0 million, borrowed funds $90.5 million, net savings deposits $21.3 million, maturities of investments $13.6 million, net operational activities $1.5 million and miscellaneous cash receipts $6.1 million. During the same period in 1995 total funds provided were $107.7 million made up of loan and mortgage-backed securities repayments of $38.4 million, borrowed funds $33.0 million, net savings deposits $26.3 million, maturities of investments $9.7 million and miscellaneous cash receipts $402,000.

      Funds used during the first half of 1996 were $233.5 million consisting of repayment of borrowings of $140.5 million, loan originations and purchases $50.5 million, purchase of mortgage-backed securities $28.0 million, purchase of investment securities $11.1 million and general operating requirements $3.4 million. During the same period in 1995 funds used were $108.0 million, consisting of repayment of borrowings $35.0 million, purchase of mortgage-backed securities $27.1 million, purchase of investment securities $13.4 million, loan originations and purchases $25.9 million, purchases of treasury stock $4.9 million, net operational activities $814,000 and general operating requirements $900,000.

      Borrowings for the first half of 1996 were from two different sources. First the Federal Home Loan Bank of Chicago ("FHLB") provided funds to meet short term needs in the amount of $26.5 million. As excess funds became available, they were applied to reduce previously borrowed FHLB advances in the amount of $75.5 million. These FHLB advances (totalling $15.0 million on June 30, 1996) are collateralized by the Company's holdings of capital stock of FHLB and by certain of the Savings Bank's mortgage loans and mortgage-backed securities. The second source of borrowings was reverse repurchase agreements where mortgage-backed securities were acquired then sold with an agreement to repurchase them at a later date. This arrangement is treated as additional borrowing on the financial statements of the Company and the securities are treated as assets. During the first half of 1996, $64.0 million was borrowed under reverse repurchase agreements and $65.0 million was repaid.

RECENT DEVELOPMENTS

     Liberty Bancorp, Inc. and Hinsdale Financial Corp. ("Hinsdale") announced on August 2, 1996 an agreement to merge Liberty into Hinsdale under the name "Alliance Bancorp" through an exchange of stock. Details of the merger are contained under Part II, Item 5 of this Form 10-Q. The definitive agreement is expected to be filed under cover of a Form 8-K in the near future.

                                LIBERTY BANCORP, INC.
                                   AND SUBSIDIARY


PART II.     OTHER INFORMATION
- --------     ------------------

Item 1.      Legal proceedings.
                   NONE

Item 2.      Changes in securities.
                   NONE

Item 3.      Defaults upon senior securities.
                   NONE

Item 4.      Submission of matters to a vote of security holders.

             (a) The Company held its Annual Meeting of Stockholders on
                 April 23, 1996.

             (b) The names of each Director elected at the Annual Meeting are as follows:

                   Edward J. Burns
                   Whit G. Hughes

                 The names of each of the Directors whose term of office continued after the Annual Meeting are as follows:

                   H. Verne Loeppert
                   David D. Mill
                   Fredric G. Novy
                   William C. O'Donnell
                   Vernon B. Thomas, Jr.

             (c) The following matters were voted upon at the Annual Meeting and the number of affirmative votes and negative votes cast with respect to each matter is as follows:

                  (i) The election of two Directors for terms of three years each:

                                                     For             Withheld
                                                 -----------         --------

                           Edward J. Burns        2,185,091           25,961
                           Whit G. Hughes         2,186,653           24,399


                   (ii) Ratification of the appointment of KPMG Peat Marwick as the Company's independent auditors for the fiscal year ending December 31, 1996:

                                                              Broker
                            For       Against     Abstain     Non-Votes
                        ---------     -------     -------     ---------
                        2,200,951      4,985       5,116              0



             (d) A description of the terms of any settlement terminating any solicitation, including the cost or anticipated cost to the registrant.
                        NONE

Item 5.      Other information.
                  On January 12, 1996, the Company announced a sixth stock repurchase program of 5.00%, or 128,00 shares, of its outstanding common stock. As of June 30, 1996, 75,000 shares have been repurchased at an average price of $24.97 per share. The Company has purchased a total of 881,384 shares at an average price of $22.30 through June 30, 1996. A total of 41,756 shares have been issued from treasury stock upon the exercise of stock options. Also, 10,400 shares have been issued to the MRRP.

                  On April 23, 1996, the Company declared a quarterly cash dividend of $0.15 per share to be paid on June 7, 1996 to stockholders of record on May 24, 1996.

                  On August 2, 1996, Liberty Bancorp Inc. ("Liberty") and Hinsdale Financial Corp. ("Hinsdale") announced an agreement to merge Liberty into Hinsdale under the name "Alliance Bancorp", with the banking subsidiary to be named Liberty Federal Bank. Under the terms of the agreement, which is being deemed a merger of equals, shareholders of Liberty will receive 1.054 shares of Alliance Bancorp common stock for each share that they own, and shareholders of Hinsdale will receive one share of Alliance for each share that they own.

                  See the Press Release concerning the announcement of the Merger which is filed as Exhibit 99 and incorporated herein by reference

                  The transaction is subject to regulatory and shareholder approvals.

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

      (23)   Consent of experts and counsel:  N/A

      (24)   Power of attorney:  N/A

      (27)   Financial Data Schedule:
               See Exhibit 27 following the Signature Page

      (99)   Press Release
               See Exhibit 99 following the Signature Page



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


                                               LIBERTY BANCORP, INC.


Date: August 5, 1996                           By: /s/ Fredric G. Novy
      --------------                               -------------------------
                                                   Fredric G. Novy
                                                   Chief Executive Officer,
                                                   President


Date: August 5, 1996                           By: /s/ Joseph W. Stachnik
      --------------                               -------------------------
                                                   Joseph W. Stachnik
                                                   Chief Financial Officer,
                                                   Vice President